Form 10-Q
period 2026-06-30
Bitwise Dogecoin ETF
filed 2026-08-12
CIK 2053791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

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

The registrant had 40,000 outstanding shares as of August 9, 2026.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

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

i

Bitwise DOGECOIN ETF

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Dogecoin ETF

Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment in Dogecoin, at fair value (cost $999,163 and $1,501,050 as of June 30, 2026 and December 31, 2025, respectively)	$473,699	$1,152,882
Cash	—	—
Total assets	473,699	1,152,882

Liabilities
Sponsor Fee payable	152	67
Total liabilities	152	67

Net Assets	$473,547	$1,152,815

Shares issued and outstanding, no par value (unlimited amount authorized)	40,000	60,000
Principal Market NAV per Share	$11.84	$19.21

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Schedules of Investment

June 30, 2026 (unaudited)

	Quantity			Percentage of
	of Dogecoin	Cost	Fair Value	Net Assets
Investment in Dogecoin^	6,561,841.7808	$999,163	$473,699	100.03%
Total investment		$999,163	473,699	100.03%
Liabilities in excess of other assets			(152)	(0.03)%
Net Assets			$473,547	100.00%

December 31, 2025	Quantity			Percentage of
	of Dogecoin	Cost	Fair Value	Net Assets
Investment in Dogecoin^	9,857,901.6165	$1,501,050	$1,152,882	100.01%
Total investment		$1,501,050	1,152,882	100.01%
Liabilities in excess of other assets			(67)	(0.01)%
Net Assets			$1,152,815	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Statements of Operations

	For the three months ended June 30, 2026*	For the six months ended June 31, 2026*
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	531	1,215
Total expenses	531	1,215
Less: waivers and reimbursements	—	—
Net expenses	531	1,215
Net investment loss	(531)	(1,215)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in Dogecoin transferred to pay Sponsor Fee	(300)	(531)
Net realized gain (loss) from investment in Dogecoin sold for redemptions	—	(93,255)
Net change in unrealized appreciation (depreciation) from investment in Dogecoin	(129,914)	(177,296)
Net realized and unrealized gain (loss)	(130,214)	(271,082)
Net increase (decrease) in net assets resulting from operations	$(130,745)	$(272,297)

* No comparative period information yet available as the Trust commenced operations on November 25, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Statements of Changes in Net Assets

	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment gain (loss)	$(531)	$(1,215)
Net realized gain (loss	(300)	(93,786)
Net change in unrealized appreciation (depreciation)	(129,914)	(177,296)
Net increase (decrease) in net assets resulting from operations	(130,745)	(272,297)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	—	—
Redemptions for Shares redeemed	—	(406,971)
Net increase (decrease) in net assets resulting from capital share transactions	—	(406,971)
Total increase (decrease) in net assets from operations and capital share transactions	(130,745)	(679,268)
Net assets
Beginning of period	604,292	1,152,815	(1)
End of period	$473,547	$473,547

Shares issued and redeemed
Shares issued	—	—
Shares redeemed	—	(20,000)
Net increase (decrease) in Shares issued and outstanding	—	(20,000)

* No comparative financial statements have been provided as the Trust commenced operations on November 25, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Statement of Cash Flows

For the six months ended June 30, 2026*
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(272,297)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Dogecoin	—
Proceeds from Dogecoin sold	406,971
Transfer of Dogecoin to pay for Sponsor Fee	1,130
Net realized (gain) loss from investment in Dogecoin transferred to pay Sponsor Fee	531
Net realized (gain) loss from investment in Dogecoin sold for redemptions	93,255
Net change in unrealized (appreciation) depreciation from investment in Dogecoin	177,296
Changes in operating assets and liabilities:
Increase (decrease) in Sponsor Fee payable	85
Net cash provided by (used in) operating activities	406,971

Cash flows from financing activities
Creations for Shares issued	—
Redemptions for Shares redeemed	(406,971)
Net cash provided by (used in) financing activities	(406,971)

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

* No comparative financial statements have been provided as the Trust commenced operations on November 25, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Notes To Financial Statements

June 30, 2026 (Unaudited)

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

The statement of assets and liabilities and schedule of investment as of June 30, 2026, the statement of cash flows for the six-month period ended June 30, 2026, and the statements of operations and changes in net assets for the three and six month periods ended June 30, 2026, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and six month periods ended June 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

Prior to the commencement of operations on November 25, 2025, on November 3, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares"). On November 25, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per share price of $25.00.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Dogecoin traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for Dogecoin, which is composed of the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $0.072190.

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

The cost basis of the Dogecoin received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Dogecoin at 4:00 p.m. EST on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2026:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Dogecoin, at fair value	$473,699	$—	$—	$473,699

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Dogecoin, at fair value	$1,152,882	$—	$—	$1,152,882

Calculation of Net Asset Value (NAV) and NAV Per Share

On each business day, as soon as practicable after 4:00 p.m. EST, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the Dogecoin held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Dogecoin

As of June 30, 2026, the Trust held a net closing balance of 6,561,841.7808 Dogecoin with a total market value of $473,760 based on the CF Dogecoin-Dollar US Settlement Price ("DOGEUSD_NY") price of $0.072199, used to determine the Trust's NAV. The total market value of the Trust's Dogecoin held was $473,699 based on the price of Dogecoin (Lukka Prime Rate) in the principal market (Coinbase) of $0.072190, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of Dogecoin and the respective fair value for the six-month period ended June 30, 2026:

	Quantity of Dogecoin	Fair Value
Beginning balance as of December 31, 2025	9,857,901.6165	$1,152,882
Purchases	—	—
Sales for the redemption of Shares	(3,285,151.9600)	(406,971)
Dogecoin transferred for Sponsor Fee	(10,907.8757)	(1,130)
Net realized gain (loss) from investment in Dogecoin transferred to pay Sponsor Fee	—	(531)
Net realized gain (loss) from investment in Dogecoin sold for redemptions	—	(93,255)
Change in unrealized appreciation (depreciation) from investment in Dogecoin	—	(177,296)
Ending balance as of June 30, 2026	6,561,841.7808	$473,699

Dispositions during the period represent Dogecoin sold as a result of shareholder redemptions from the Trust. In addition, Dogecoin was transferred to pay the Sponsor Fee of the Trust. For the six months ended June 30, 2026, the Trust recognized net realized losses of $93,786, which represents the net of cumulative realized gains of $0 and cumulative realized losses of $93,786.

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

The following represents the changes in quantity of Dogecoin and the respective fair value for the period from November 25, 2025 (commencement of operations) to December 31, 2025:

	Quantity of Dogecoin	Fair Value
Beginning balance as of November 25, 2025 (commencement of operations)	0.0000	$—
Purchases	16,429,836.0565	2,501,750
Sales for the redemption of Shares	(6,571,934.4400)	(972,354)
Net realized gain (loss) from investment in Dogecoin sold for redemptions	—	(28,346)
Change in unrealized appreciation (depreciation) from investment in Dogecoin	—	(348,168)
Ending balance as of December 31, 2025	9,857,901.6165	$1,152,882

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.34% per annum of the Trust’s Dogecoin holdings. For a one-month period commencing on November 25, 2025, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $500 million of Trust assets through December 24, 2025.

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

See Note 1 for further discussion on related party capital transactions. As of June 30, 2026, the Sponsor owned no Shares of the Trust.

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

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust has entered into a Cash Custody Agreement with BNY Mellon under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents. The Trust only creates or redeems its Shares at NAV.

6. Risks and Uncertainties

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

Payable for Dogecoin purchased represents the quantity of Dogecoin purchased for the creation of Shares where the Dogecoin has not yet settled.

	June 30, 2026	December 31, 2025
(unaudited)
Payable for Dogecoin purchased	$—	$—

Receivable for Dogecoin sold represents the quantity of Dogecoin sold for the redemption of Shares where the Dogecoin has not yet been settled.

	June 30, 2026	December 31, 2025
(unaudited)
Receivable for Dogecoin sold	$—	$—

7. Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)

	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$15.11	$19.21
Net investment income (loss) [1]	(0.01)	(0.03)
Net realized and change in unrealized appreciation (depreciation) on investment in Dogecoin	(3.26)	(7.34) [2]
Net change in net assets from operations	(3.27)	(7.37)
Principal Market NAV per-share, end of period	$11.84	$11.84

Total return, at net asset value [3]	(21.64)%	(38.37)%

Ratios to average net assets[4]
Gross expenses	0.34%	0.34%
Net expenses	0.34%	0.34%
Net investment income (loss)	(0.34)%	(0.34)%

* No comparative financial statements have been provided as the Trust commenced operations on November 25, 2025.

1.
Calculated using average Shares outstanding.

2.
Because of the timing of subscriptions and redemptions in relation to fluctuating market values, the amount shown may not agree with the change in aggregate gains and losses.

3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of Share transactions from the Trust. Total return is not annualized.

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

10. Subsequent Events

The Trust has evaluated subsequent events through August 12, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Prior to the commencement of operations on November 25, 2025, on November 3, 2025, BAM purchased 8 Shares at a per share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). On November 25, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per share price of $25.00. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets.

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

Results of Operations

For the three and six months ended June 30, 2026*

	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Net investment loss	$(531)	$(1,215)
Net realized and unrealized gain (loss)	$(130,214)	$(271,082)
Net increase (decrease) in net assets resulting from operations	$(130,745)	$(272,297)
Net Assets[1]	$473,547	$473,547

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Dogecoin that the Trust considered its principal market, as of 4:00 p.m. EST on the valuation date.

Three months ended June 30, 2026*

During the three months ended June 30, 2026, the Trust's net assets decreased from $604,292 on March 31, 2026 to $473,547 on June 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (5,628) Dogecoin to pay the Sponsor Fee, with a value of $(857) from the Trust. For the period, there were no additions of Dogecoin for the creation of Shares.

Net realized and change in unrealized loss on investment in Dogecoin for the three months ended June 30, 2026 was $(130,214), which included a realized loss of $(300) on the transfer of Dogecoin to pay the Sponsor Fee, and a change in unrealized depreciation on investment in Dogecoin of $(129,914). Net realized and change in unrealized loss on investment in Dogecoin for the period resulted primarily from Dogecoin price depreciation from $0.092042 on March 31, 2026 to $0.072199 on June 30, 2026. Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(130,745), which consisted of the net realized and unrealized loss on investment in Dogecoin, less the Sponsor Fee of $(531).

Six months ended June 30, 2026*

During the six months ended June 30, 2026, the Trust's net assets decreased from $1,152,815 on December 31, 2025 to $473,547 on June 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (10,908) Dogecoin to pay the Sponsor Fee, and approximately (3,285,152) Dogecoin for the redemption of Shares, with a value of $(408,101) from the Trust. For the period, there were no additions of Dogecoin for the creation of Shares.

Net realized and change in unrealized loss on investment in Dogecoin for the six months ended June 30, 2026 was $(271,082), which included a realized loss of $(531) on the transfer of Dogecoin to pay the Sponsor Fee, a realized loss of $(93,255) on the sale of Dogecoin to meet redemptions, and a change in unrealized depreciation on investment in Dogecoin of $(177,296). Net realized and change in unrealized loss on investment in Dogecoin for the period resulted primarily from Dogecoin price depreciation from $0.116546 on December 31, 2025 to $0.072199 on June 30, 2026. Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(272,297), which consisted of the net realized and unrealized loss on investment in Dogecoin, less the Sponsor Fee of $(1,215).

* No comparative period information yet available as the Trust commenced operations on November 25, 2025.

Net Assets

As of June 30, 2026, the Trust held a net closing balance of 6,561,841.7808 Dogecoin with a total market value of $473,760 based on the DOGEUSD_NY price of $0.072199, used to determine the Trust's NAV. The total market value of the Trust's Dogecoin held was $473,699 based on the price of Dogecoin (Lukka Prime Rate) in the principal market (Coinbase) of $0.072190, used to determine the Trust's Principal Market NAV.

Liquidity and Capital Resources

The Trust pays the unitary Sponsor Fee of 0.34% per annum of the Trust’s Dogecoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of Trust assets through December 24, 2025, and has been accruing at an annual rate of 0.34% of the Trust’s net assets since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Dogecoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's Dogecoin holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of Dogecoin will vary in the normal course of business operations.

No material changes have occurred during the six months ended June 30, 2026.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash, investment valuation and investment company considerations. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Dogecoin traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for Dogecoin, which is composed of the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $0.072190.

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

The cost basis of the Dogecoin received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Dogecoin at 4:00 p.m. EST on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring that material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
Prior to the commencement of operations on November 25, 2025, on November 3, 2025, the Trust sold eight (8) Shares at a per share price of $25 to Bitwise Asset Management, Inc., an affiliate of the Sponsor, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 0 Baskets (comprising 0 Shares) during the three-month period ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	—	$—
May 1, 2026 – May 31, 2026	—	$—
June 1, 2026 – June 30, 2026	—	$—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended June 30, 2026.

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

Airdrops: A method to promote the launch and use of new Digital Assets by providing a small amount of such new Digital Assets to the private wallets or exchange accounts that support the new Digital Asset and that hold existing related Digital Assets.

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

PCAOB: The Public Company Accounting Oversight Board.

Prime Execution Agent: Coinbase, Inc., an affiliate of the Dogecoin Custodian.

Pricing Benchmark: CF Dogecoin-Dollar US Settlement Price, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of Dogecoin as of 4:00 p.m. EST on each calendar day on constituent crypto asset trading platforms to reflect the performance of Dogecoin in U.S. dollars.

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

Date: August 12, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.