Form 10-Q
period 2026-09-30
Bitwise Dogecoin ETF
filed 2026-11-13
CIK 2053791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

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

The registrant had 0 outstanding shares as of November 8, 2026.

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

Bitwise DOGECOIN ETF

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Dogecoin ETF

Statement of Assets and Liabilities in Liquidation

September 30, 2026
(unaudited)
Assets
Investment in Dogecoin, at fair value (cost $1,144,401 as of September 30, 2026)	$770,171
Cash	—
Total assets	770,171

Liabilities
Sponsor Fee payable	203
Total liabilities	203

Net Assets	$769,968

Shares issued and outstanding, no par value (unlimited shares authorized)	50,000
Principal Market NAV per Share	$15.40

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Statement of Assets and Liabilities

December 31, 2025

Assets
Investment in Dogecoin, at fair value (cost $1,501,050 as of December 31, 2025)	$1,152,882
Cash	—
Total assets	1,152,882

Liabilities
Sponsor Fee payable	67
Total liabilities	67

Net Assets	$1,152,815

Shares issued and outstanding, no par value (unlimited shares authorized)	60,000
Principal Market NAV per Share	$19.21

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Schedule of Investment in Liquidation

September 30, 2026 (unaudited)

	Quantity			Percentage of
	of Dogecoin	Cost	Fair Value	Net Assets
Investment in Dogecoin^	8,195,053.0294	$1,144,401	$770,171	100.03%
Total investment		$1,144,401	770,171	100.03
Liabilities in excess of other assets			(203)	(0.03)
Net Assets			$769,968	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Schedule of Investment

December 31, 2025	Quantity			Percentage of
	of Dogecoin	Cost	Fair Value	Net Assets
Investment in Dogecoin^	9,857,901.6165	$1,501,050	$1,152,882	100.01%
Total investment		$1,501,050	1,152,882	100.01
Liabilities in excess of other assets			(67)	(0.01)
Net Assets			$1,152,815	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Statements of Operations

	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	493	1,708
Total expenses	493	1,708
Less: waivers and reimbursements	—	—
Net expenses	493	1,708
Net investment loss	(493)	(1,708)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in Dogecoin transferred to pay Sponsor Fee	(342)	(873)
Net realized gain (loss) from investment in Dogecoin sold for redemptions	—	(93,255)
Net change in unrealized appreciation (depreciation) from investment in Dogecoin	151,234	(26,062)
Net realized and unrealized gain (loss)	150,892	(120,190)
Net increase (decrease) in net assets resulting from operations	$150,399	$(121,898)

* No comparative period information yet available as the Trust commenced operations on November 25, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Statements of Changes in Net Assets in Liquidation

	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(493)	$(1,708)
Net realized gain (loss)	(342)	(94,128)
Net change in unrealized appreciation (depreciation)	151,234	(26,062)
Net increase (decrease) in net assets resulting from operations	150,399	(121,898)

Increase (decrease) in net assets from capital share transactions
Shares created	146,022	146,022
Shares redeemed	—	(406,971)
Net increase (decrease) in net assets resulting from capital share transactions	146,022	(260,949)
Total increase (decrease) in net assets from operations and capital share transactions	296,421	(382,847)
Net assets
Beginning of period	473,547	1,152,815
End of period	$769,968	$769,968

Shares issued and redeemed
Shares created	10,000	10,000
Shares redeemed	—	(20,000)
Net increase (decrease) in Shares issued and outstanding	10,000	(10,000)

* No comparative financial statements have been provided as the Trust commenced operations on November 25, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Statement of Cash Flows

For the nine months ended September 30, 2026*
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(121,898)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of Dogecoin	(146,022)
Proceeds from Dogecoin sold	406,971
Transfer of Dogecoin to pay for Sponsor Fee	1,572
Net realized (gain) loss from investment in Dogecoin transferred to pay Sponsor Fee	873
Net realized (gain) loss from investment in Dogecoin sold for redemptions	93,255
Net change in unrealized (appreciation) depreciation from investment in Dogecoin	26,062
Changes in operating assets and liabilities:
Increase (decrease) in Sponsor Fee payable	136
Net cash provided by (used in) operating activities	260,949

Cash flows from financing activities
Shares created	146,022
Shares redeemed	(406,971)
Net cash provided by (used in) financing activities	(260,949)

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

* No comparative financial statements have been provided as the Trust commenced operations on November 25, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Dogecoin ETF

Notes to Financial Statements

September 30, 2026 (Unaudited)

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

The statement of assets and liabilities in liquidation and schedule of investment in liquidation as of September 30, 2026, the statement of cash flows for the nine-month period ended September 30, 2026, and the statements of operations and changes in net assets in liquidation for the three- and nine-month periods ended September 30, 2026, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three- and nine-month periods ended September 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

Prior to the commencement of operations on November 25, 2025, on November 3, 2025, BAM, the parent company of the Sponsor, purchased 8 Shares at a per share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares"). On November 25, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per share price of $25.00.

On September 10, 2026, the Sponsor notified the Exchange of its decision to voluntarily close, de-list and liquidate the Trust and to withdraw the shares thereof from registration under the Securities Exchange Act of 1934, as amended. As a result, liquidation became imminent and the Trust changed its basis of accounting from the going concern basis to the liquidation basis effective September 30, 2026. September 30, 2026 is used as a convenience date for this change because any activity between September 10, 2026 and September 30, 2026 would not be materially different under the liquidation basis of accounting. The adoption of the liquidation basis of accounting did not have a material effect on the carrying values of the Trust's assets and liabilities as of the date of adoption. The liquidation basis of accounting requires that assets are measured at estimated net realizable values, liabilities are recorded at estimated net settlement amounts, and expenses expected to be incurred through the end of the liquidation period are accrued. No adjustments to the assets or liabilities of the Trust were required as a result of the liquidation, as (a) the investments were already at fair value, which approximated net realizable value; (b) receivables and other assets were already reflected at amounts that approximated their net realizable value; (c) liabilities were reflected at amounts that approximated their net settlement amounts; and (d) no additional expenses are expected to be incurred in relation to the liquidation.

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

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements, and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Dogecoin traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Dogecoin to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for Dogecoin, which is composed of the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $0.09398. This quoted price is an unadjusted price in an active market for identical Dogecoin.

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

The cost basis of the Dogecoin received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Dogecoin at 4:00 p.m. ET on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2026:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Dogecoin, at fair value	$770,171	$—	$—	$770,171

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Dogecoin, at fair value	$1,152,882	$—	$—	$1,152,882

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Dogecoin

As of September 30, 2026, the Trust held a net closing balance of 8,195,053.0294 Dogecoin with a total market value of $770,446 based on the CF Dogecoin-Dollar US Settlement Price ("DOGEUSD_NY") price of $0.09401, used to determine the Trust's NAV. The total market value of the Trust's Dogecoin held was $770,171 based on the price of Dogecoin (Lukka Prime Rate) in the principal market (Coinbase) of $0.09398, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of Dogecoin and the respective fair value for the nine-month period ended September 30, 2026:

	Quantity of Dogecoin	Fair Value
Beginning balance as of December 31, 2025	9,857,901.6165	$1,152,882
Purchases	1,639,124.4200	146,022
Sales for the redemption of Shares	(3,285,151.9600)	(406,971)
Dogecoin transferred for Sponsor Fee	(16,821.0471)	(1,572)
Net realized gain (loss) from investment in Dogecoin transferred to pay Sponsor Fee	—	(873)
Net realized gain (loss) from investment in Dogecoin sold for redemptions	—	(93,255)
Change in unrealized appreciation (depreciation) from investment in Dogecoin	—	(26,062)
Ending balance as of September 30, 2026	8,195,053.0294	$770,171

Dispositions during the period represent Dogecoin sold as a result of shareholder redemptions from the Trust. In addition, Dogecoin was transferred to pay the Sponsor Fee of the Trust. For the nine months ended September 30, 2026, the Trust recognized net realized losses of $94,128, which represents the net of cumulative realized gains of $0 and cumulative realized losses of $94,128.

As of December 31, 2025, the Trust held a net closing balance of 9,857,901.6165 Dogecoin with a total market value of $1,148,901 based on the DOGEUSD_NY price of $0.116546, used to determine the Trust's NAV. The total market value of the Trust's Dogecoin held was $1,152,882 based on the price of Dogecoin (Lukka Prime Rate) in the principal market (Coinbase) of $0.11695, used to determine the Trust's Principal Market NAV.

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

See Note 1 for further discussion on related party capital transactions. As of September 30, 2026, the Sponsor owned no Shares of the Trust.

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

Payable for Dogecoin purchased represents the quantity of Dogecoin purchased for the creation of Shares where the Dogecoin has not yet settled.

	September 30, 2026	December 31, 2025
(unaudited)
Payable for Dogecoin purchased	$—	$—

Receivable for Dogecoin sold represents the quantity of Dogecoin sold for the redemption of Shares where the Dogecoin has not yet been settled.

	September 30, 2026	December 31, 2025
(unaudited)
Receivable for Dogecoin sold	$—	$—

7. Financial Highlights

Per Share Performance (for a Share outstanding throughout the periods presented)

	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$11.84	$19.21
Net investment income (loss) [1]	(0.01)	(0.04)
Net realized and change in unrealized appreciation (depreciation) on investment in Dogecoin	3.57	(3.77) [2]
Net change in net assets from operations	3.56	(3.81)
Principal Market NAV per-share, end of period	$15.40	$15.40

Total return, at net asset value [3]	30.07%	(19.83)%

Ratios to average net assets[4]
Gross expenses	0.34%	0.34%
Net expenses	0.34%	0.34%
Net investment income (loss)	(0.34)%	(0.34)%

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

4.
Annualized.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selected members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of the Trust Agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities in liquidation as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

10. Subsequent Events

On September 10, 2026, the Sponsor notified the Exchange of its decision to voluntarily close, de-list and liquidate the Trust and to withdraw the shares thereof from registration under the Securities Exchange Act of 1934, as amended. Prior to market open on October 15, 2026, shares of the Trust ceased trading on the Exchange and there was no secondary market for the Trust’s shares.

The creation of new shares in the Trust ceased prior to market open on Thursday, October 15, 2026. Secondary market trading in the Trust’s shares halted prior to market open on October 15, 2026. Trust holdings were liquidated on October 22, 2026, or shortly thereafter. Once the Trust was in the process of liquidating its portfolio, it was not managed in accordance with its investment objective. Proceeds of the liquidation were distributed to shareholders on or about October 22, 2026 (the “Distribution Date”).

Any shareholders who remained in the Trust on the Distribution Date automatically had their shares redeemed for cash at the net asset value as of the liquidation date. The cash distribution was deposited into the cash portion of shareholders’ brokerage accounts. These cash distributions are taxable events, and shareholders should consult their tax advisors about potential tax consequences.

Other than as noted above, the Trust has evaluated subsequent events through November 13, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three and nine months ended September 30, 2026*

	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Net investment loss	$(493)	$(1,708)
Net realized and unrealized gain (loss)	$150,892	$(120,190)
Net increase (decrease) in net assets resulting from operations	$150,399	$(121,898)
Net Assets[1]	$769,968	$769,968

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for Dogecoin that the Trust considered its principal market, as of 4:00 p.m. ET on the valuation date.

Three months ended September 30, 2026*

During the three months ended September 30, 2026, the Trust's net assets increased from $473,547 on June 30, 2026 to $769,968 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions to the Trust of 1,639,124.4200 Dogecoin with a value of $146,022 in connection with Share creations during the period. Additions were partially offset by dispositions from the Trust of (5,913.1714) Dogecoin with a value of $(442) to pay the Sponsor Fee during the period.

Net realized and change in unrealized gain on investment in Dogecoin for the three months ended September 30, 2026 was $150,892, which included a realized loss of $(342) on the transfer of Dogecoin to pay the Sponsor Fee, and a change in unrealized appreciation on investment in Dogecoin of $151,234. Net realized and change in unrealized gain on investment in Dogecoin for the period resulted primarily from Dogecoin price appreciation from $0.072199 on June 30, 2026 to $0.09401 on September 30, 2026. Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $150,399, which consisted of the net realized and unrealized gain on investment in Dogecoin, less the Sponsor Fee of $(493).

Nine months ended September 30, 2026*

During the nine months ended September 30, 2026, the Trust's net assets decreased from $1,152,815 on December 31, 2025 to $769,968 on September 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of (3,285,151.9600) Dogecoin with a value of $(406,971) in connection with Share redemptions and (16,821.0471) Dogecoin with a value of $(1,572) to pay the Sponsor Fee from the Trust. Dispositions were partially offset by additions to the Trust of 1,639,124.4200 Dogecoin with a value of $146,022 in connection with Share creations during the period.

Net realized and change in unrealized loss on investment in Dogecoin for the nine months ended September 30, 2026 was $(120,190), which included a realized loss of $(873) on the transfer of Dogecoin to pay the Sponsor Fee, a realized loss of $(93,255) on the sale of Dogecoin to meet redemptions, and a change in unrealized depreciation on investment in Dogecoin of $(26,062). Net realized and change in unrealized loss on investment in Dogecoin for the period resulted primarily from Dogecoin price depreciation from $0.116546 on December 31, 2025 to $0.09401 on September 30, 2026. Net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $(121,898), which consisted of the net realized and unrealized loss on investment in Dogecoin, less the Sponsor Fee of $(1,708).

* No comparative period information yet available as the Trust commenced operations on November 25, 2025.

Net Assets

As of September 30, 2026, the Trust held a net closing balance of 8,195,053.0294 Dogecoin with a total market value of $770,446 based on the DOGEUSD_NY price of $0.09401, used to determine the Trust's NAV. The total market value of the Trust's Dogecoin held was $770,171 based on the price of Dogecoin (Lukka Prime Rate) in the principal market (Coinbase) of $0.09398, used to determine the Trust's Principal Market NAV.

Liquidity and Capital Resources

The Trust pays the unitary Sponsor Fee of 0.34% per annum of the Trust’s Dogecoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $500 million of Trust assets through December 24, 2025, and the Sponsor Fee has been accruing at an annual rate of 0.34% of the Trust’s Dogecoin holdings since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Dogecoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.34% of the Trust's Dogecoin holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust's holdings of Dogecoin will vary in the normal course of business operations.

No material changes have occurred during the nine months ended September 30, 2026.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of Dogecoin traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 p.m. ET for Dogecoin to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for Dogecoin, which is composed of the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $0.09398. This quoted price is an unadjusted price in an active market for identical Dogecoin.

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

The cost basis of the Dogecoin received by the Trust in connection with a creation order is recorded by the Trust at the fair value of Dogecoin at 4:00 p.m. ET on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring that material information relating to the Trust is recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 0 Baskets (comprising 0 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period.

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	—	$—
August 1, 2026 – August 31, 2026	—	$—
September 1, 2026 – September 30, 2026	—	$—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this Quarterly Report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K):

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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.1*

Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.2*

Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Quarterly Report, including the financial statements and related notes.

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

PCAOB: The Public Company Accounting Oversight Board.

Prime Execution Agent: Coinbase, Inc., an affiliate of the Dogecoin Custodian.

Pricing Benchmark: CF Dogecoin-Dollar US Settlement Price, a standardized reference rate published by the Benchmark Provider that calculates the U.S. dollar price of Dogecoin as of 4:00 p.m. ET on each calendar day on constituent crypto asset trading platforms to reflect the performance of Dogecoin in U.S. dollars.

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

Trade Credit Lender: Coinbase Credit, Inc.

Trade Financing Agreement: The Coinbase Credit Committed Trade Financing Agreement.

Transfer Agent: BNY Mellon.

Trust: Bitwise Dogecoin ETF.

Trust Agreement: The First Amended and Restated Declaration of Trust and Trust Agreement of Bitwise Dogecoin ETF, entered into by the Sponsor and the Trustee.

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

Date: November 13, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.